Form 10-K/A
period 2012-12-31
WFRBS Commercial Mortgage Trust 2012-C7
filed 2013-08-21
CIK 1550120

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A
                              (Amendment No. 1)

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
      Wells Fargo Bank, National Association
      RBS Financial Products Inc.
      Basis Real Estate Capital II, LLC
      Liberty Island Group I LLC
      C-III Commercial Mortgage LLC
     (exact name of the sponsors as specified in its charter)

  New York                                38-3880053
  (State or other jurisdiction of         38-3880054
  incorporation or organization)          38-3880055
                                          38-7047663
                                          (I.R.S. Employer
                                          Identification No.)

   c/o Wells Fargo Bank, National Association
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

    Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on March 28, 2013 (the “Original Form 10-K”) is (i) to file an amended Report of Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Report of Assessment of Compliance with Servicing Criteria filed as Exhibit 33.8 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, and (ii) to file an amended Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 34.8 of the Exhibits, Financial Statement Schedules under Item 15 to the Original Form 10-K, each such amendment being made as a result of receipt by the registrant of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank, National Association, a copy of which is filed as Exhibit 99.7 of the Exhibits, Financial Statement Schedules under Item 15, notifying the depositor of the amended reports and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National Association as Custodian.

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

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2012, furnished pursuant to Item 1122 of Regulation AB by the Corporate Trust Services division of Wells Fargo Bank, National Association
(the "2012 Wells Assessment") for its platform (the "Platform"), as Certificate
Administrator ("Wells Fargo Bank") discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Items
1122(d)(3)(i)(B) and 1122(d)(3)(ii) of Regulation AB. The 2012 Wells Assessment
is attached to this Form 10-K as exhibit 33.7.

There were no instances of noncompliance for the transaction to which this Form
10-K relates that led to Wells Fargo Bank's determination that there was material instances of noncompliance at the platform level.

Material Instances of Noncompliance by the Company
Wells Fargo Bank's assessment of compliance with the Applicable Servicing Criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB as of December 31, 2012 and for the Period, disclosed that material instances of noncompliance occurred with respect to the servicing criteria set forth in both of Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii), as follows:

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

Schedule B
Wells Fargo Bank's Discussion on Material Instances of Noncompliance by the
Company Disclosure: During the Period, Wells Fargo Bank identified Payment Errors
(as defined below) and Reporting Errors (as defined below) on certain residential mortgage-backed securities ("RMBS") transactions in the Platform. Although no individually identified error, in and of itself, was found to be material to the Platform, when the errors were considered in the aggregate, Wells Fargo Bank determined that, for Platform purposes, there were material instances of noncompliance with respect to both Items 1122(d)(3)(i)(B) and 1122(d)(3)(ii) of
Regulation AB.

For purposes of this Schedule B, the term "Payment Errors" means the identified payment errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank's determination that there was a material instance of noncompliance for the Platform with respect to Item 1122(d)(3)(i)(B)
of Regulation AB. For purposes of this Schedule B, the term "Reporting Errors"
means the identified reporting errors that occurred during the Period and that, when considered in the aggregate, led to Wells Fargo Bank's determination that there was a material instance of noncompliance for the Platform with respect to
Item 1122(d)(3)(ii) of Regulation AB.

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

Scope of the Material Instances of Noncompliance: The identified Payment Errors and Reporting Errors that led to Wells Fargo Bank's determination that material instances of noncompliance with respect to the Platform had occurred were limited to certain RMBS transactions in the Platform. There were no identified
Payment Errors or Reporting Errors for non-RMBS transactions in the Platform which contributed to Wells Fargo Bank's determination that there were material instances of noncompliance for the Platform. In some instances, the identified
Payment Errors which contributed to Wells Fargo Bank's determination that there were material instances of noncompliance for the Platform were also considered material to the transactions on which they occurred. None of the identified
Reporting Errors which contributed to Wells Fargo Bank's determination that there were material instances of noncompliance for the Platform were considered material for a particular transaction. For all transactions in the Platform
(including RMBS transactions with identified Payment Errors and Reporting
Errors), Wells Fargo Bank delivered an Item 1123 certification to the extent it was required to do so pursuant to the requirements of the applicable transaction documents and Regulation AB. Where there was an identified Payment Error that was considered material for an individual transaction, the Item 1123 certification included a description of the nature and scope of such error.

Remediation: Appropriate actions have been taken or are in the process of being taken to remediate the identified Payment Errors and Reporting Errors that led to Wells Fargo Bank's determination that material instances of noncompliance with respect to the Platform had occurred. Further, adjustments have been or will be made to the waterfall calculations and other operational processes and quality control measures applied to the RMBS transactions in the Platform to minimize the risk of future payment and reporting errors.

Material Instance of Noncompliance by any Vendor
NONE
Material Deficiencies in Company's Policies and Procedures to Monitor
Vendor's Compliance
NONE

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.

                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated as of June 1, 2012, incorporated by reference to Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 28, 2012.

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association
as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer and Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.3 Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.4 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.6 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.7 Wells Fargo Bank, National Association as Certificate Administrator incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.8 Wells Fargo Bank, National Association as Custodian.

  (34) Attestation reports on assessment of compliance with servicing criteria   for asset-backed securities.

    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer and Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.3 Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.4 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.6 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.7 Wells Fargo Bank, National Association as Certificate Administrator incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.8 Wells Fargo Bank, National Association as Custodian.

   (35) Servicer compliance statement.

    35.1 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    35.2 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    35.3 Wells Fargo Bank, National Association as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).

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

   (99.7) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.

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
   (Depositor)

   /s/ Douglas Tiesi
   Douglas Tiesi, President and Managing Director
   (senior officer in charge of securitization of the depositor)

    Date:   August 21, 2013

  Exhibit Index

  Exhibit No.

   (4.1) Pooling and Servicing Agreement, dated as of June 1, 2012, incorporated by reference to Exhibit 4.1 of the issuing entity's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

    33.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer and Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.3 Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.4 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 33.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.5 TriMont Real Estate Advisors, Inc. as Trust Advisor incorporated by reference to Exhibit 33.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.6 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 33.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.7 Wells Fargo Bank, National Association as Certificate Administrator incorporated by reference to Exhibit 33.8 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    33.8 Wells Fargo Bank, National Association as Custodian.

  (34) Attestation reports on assessment of compliance with servicing criteria   for asset-backed securities.

    34.1 CoreLogic Commercial Real Estate Services, Inc. as Vendor for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.2 National Tax Search, LLC as Vendor for Wells Fargo Bank, National Association as Master Servicer and Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.3 Prudential Asset Resources, Inc. as Sub-Servicer for Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.4 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 34.4 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.5 TriMont Real Estate Advisors, Inc. as Trust Advisor incorporated by reference to Exhibit 34.5 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.6 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 34.6 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.7 Wells Fargo Bank, National Association as Certificate Administrator incorporated by reference to Exhibit 34.7 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    34.8 Wells Fargo Bank, National Association as Custodian.

   (35) Servicer compliance statement.

    35.1 Torchlight Loan Services, LLC as Special Servicer incorporated by reference to Exhibit 35.1 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    35.2 Wells Fargo Bank, National Association as Master Servicer incorporated by reference to Exhibit 35.2 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).
    35.3 Wells Fargo Bank, National Association as Certificate Administrator incorporated by reference to Exhibit 35.3 of the Annual Report on Form 10-K filed by the issuing entity on March 28, 2013 (File No. 333-177891-01).

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

   (99.7) Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank, National Association as Custodian to the depositor regarding Compliance with Applicable Servicing Criteria for Asset-backed Securities by Wells Fargo Bank, National Association as Custodian.