Form 10-K
WFRBS Commercial Mortgage Trust 2012-C7
filed 2014-03-31
CIK 1550120

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

      The Royal Bank of Scotland plc
      Wells Fargo Bank, National Association
      RBS Financial Products Inc.
      Basis Real Estate Capital II, LLC
      Liberty Island Group I LLC
      C-III Commercial Mortgage LLC
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (203) 897-2700




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

    Not applicable.



  EXPLANATORY NOTES

  The Northridge Fashion Center Mortgage Loan, which constituted approximately 14.3% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Northridge Fashion Center Mortgage Loan and one other pari passu loan which is not an asset of the issuing entity. This loan combination, including the Northridge Fashion Center Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K.

  The Town Center at Cobb Mortgage Loan, which constituted approximately 11.8% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Town Center at Cobb Mortgage Loan Mortgage Loan and one other pari passu loan which is not an asset of the issuing entity. This loan combination, including the Town Center at Cobb Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer (except with respect to those Mortgage Loans for which Prudential Asset Resources, Inc. is the primary servicer) and primary servicer with respect to the Northridge Fashion Center and Town Center at Cobb Mortgage Loans to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Northridge Fashion Center Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB.

In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $ 29,451,730.00 for the twelve month period ended December 31, 2013.

The Town Center at Cobb Mortgage Loan (Mortgage Loan Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB.

In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $ 20,954,399 for the twelve month period ended December 31, 2013.



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



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the registrant filed on June 26, 2012 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).



The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.9. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:


Material Instances of Noncompliance National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance

During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation

Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedure s engagement, the compliance with the servicing criteria of section 1122(d)(2)
(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

  (1) Not applicable.

  (2) Not applicable.

  (3) See below.

  (4) Pooling and Servicing Agreement, dated as of June 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.3)
    33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Town Center at Cobb Mortgage Loan (see Exhibit 33.3)
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.4 Deutsche Bank Trust Company Americas, as Trustee
    33.5 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 33.4)
    33.6 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb Mortgage
    Loan (see Exhibit 33.4)
    33.7 National Tax Search, LLC as Servicing Function Participant for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 33.9)
    33.8 National Tax Search, LLC as Servicing Function Participant for the Town Center at
    Cobb Mortgage Loan (see Exhibit 33.9)
    33.9 National Tax Search, LLC as Servicing Function Participant
    33.10 Prudential Asset Resources, Inc. as Primary Servicer
    33.11 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 33.12)
    33.12 Torchlight Loan Services, LLC as Special Servicer
    33.13 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb
    Mortgage Loan (see Exhibit 33.12)
    33.14 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.15 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center at Cobb
    Mortgage Loan (see Exhibit 33.14)
    33.16 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 33.14)
    33.17 Wells Fargo Bank, National Association as Master Servicer
    33.18 Wells Fargo Bank, National Association as Primary Servicer for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 33.17)
    33.19 Wells Fargo Bank, National Association as Certificate Administrator for the Town
    Center at Cobb Mortgage Loan (see Exhibit 33.20)
    33.20 Wells Fargo Bank, National Association as Certificate Administrator
    33.21 Wells Fargo Bank, National Association as Certificate Administrator for the
    Northridge Fashion Center Mortgage Loan (see Exhibit 33.20)
    33.22 Wells Fargo Bank, National Association as Custodian
    33.23 Wells Fargo Bank, National Association as Primary Servicer for the Town Center at
    Cobb Mortgage Loan (see Exhibit 33.17)
    33.24 Wells Fargo Bank, National Association as Custodian for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 33.22)
    33.25 Wells Fargo Bank, National Association as Custodian for the Town Center at Cobb
    Mortgage Loan (see Exhibit 33.22)




  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.3)
    34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Town Center at Cobb Mortgage Loan (see Exhibit 34.3)
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.4 Deutsche Bank Trust Company Americas, as Trustee
    34.5 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 34.4)
    34.6 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.4)
    34.7 National Tax Search, LLC as Servicing Function Participant for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 34.9)
    34.8 National Tax Search, LLC as Servicing Function Participant for the Town Center at
    Cobb Mortgage Loan (see Exhibit 34.9)
    34.9 National Tax Search, LLC as Servicing Function Participant
    34.10 Prudential Asset Resources, Inc. as Primary Servicer
    34.11 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 34.12)
    34.12 Torchlight Loan Services, LLC as Special Servicer
    34.13 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.12)
    34.14 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.15 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.14)
    34.16 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 34.14)
    34.17 Wells Fargo Bank, National Association as Master Servicer
    34.18 Wells Fargo Bank, National Association as Primary Servicer for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 34.17)
    34.19 Wells Fargo Bank, National Association as Certificate Administrator for the Town
    Center at Cobb Mortgage Loan (see Exhibit 34.20)
    34.20 Wells Fargo Bank, National Association as Certificate Administrator
    34.21 Wells Fargo Bank, National Association as Certificate Administrator for the
    Northridge Fashion Center Mortgage Loan (see Exhibit 34.20)
    34.22 Wells Fargo Bank, National Association as Custodian
    34.23 Wells Fargo Bank, National Association as Primary Servicer for the Town Center at
    Cobb Mortgage Loan (see Exhibit 34.17)
    34.24 Wells Fargo Bank, National Association as Custodian for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 34.22)
    34.25 Wells Fargo Bank, National Association as Custodian for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.22)







   (35) Servicer compliance statements.



    35.1 Prudential Asset Resources, Inc. as Primary Servicer
    35.2 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 35.3)
    35.3 Torchlight Loan Services, LLC as Special Servicer
    35.4 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb
    Mortgage Loan (see Exhibit 35.3)
    35.5 Wells Fargo Bank, National Association as Master Servicer
    35.6 Wells Fargo Bank, National Association as Primary Servicer for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 35.5)
    35.7 Wells Fargo Bank, National Association as Certificate Administrator for the Town
    Center at Cobb Mortgage Loan (see Exhibit 35.8)
    35.8 Wells Fargo Bank, National Association as Certificate Administrator
    35.9 Wells Fargo Bank, National Association as Certificate Administrator for the
    Northridge Fashion Center Mortgage Loan (see Exhibit 35.8)
    35.10 Wells Fargo Bank, National Association as Primary Servicer for the Town Center at
    Cobb Mortgage Loan (see Exhibit 35.5)





   (99.1) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as
   Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.3) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as
   Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.4) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.5) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.6) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as
   Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

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


   RBS Commercial Funding Inc.
   (Depositor)


   /s/ Wayne Potters
   Wayne Potters, President and Managing Director
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of June 1, 2012, between
   RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.3)
    33.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Town Center at Cobb Mortgage Loan (see Exhibit 33.3)
    33.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.4 Deutsche Bank Trust Company Americas, as Trustee
    33.5 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 33.4)
    33.6 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb Mortgage
    Loan (see Exhibit 33.4)
    33.7 National Tax Search, LLC as Servicing Function Participant for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 33.9)
    33.8 National Tax Search, LLC as Servicing Function Participant for the Town Center at
    Cobb Mortgage Loan (see Exhibit 33.9)
    33.9 National Tax Search, LLC as Servicing Function Participant
    33.10 Prudential Asset Resources, Inc. as Primary Servicer
    33.11 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 33.12)
    33.12 Torchlight Loan Services, LLC as Special Servicer
    33.13 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb
    Mortgage Loan (see Exhibit 33.12)
    33.14 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.15 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center at Cobb
    Mortgage Loan (see Exhibit 33.14)
    33.16 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 33.14)
    33.17 Wells Fargo Bank, National Association as Master Servicer
    33.18 Wells Fargo Bank, National Association as Primary Servicer for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 33.17)
    33.19 Wells Fargo Bank, National Association as Certificate Administrator for the Town
    Center at Cobb Mortgage Loan (see Exhibit 33.20)
    33.20 Wells Fargo Bank, National Association as Certificate Administrator
    33.21 Wells Fargo Bank, National Association as Certificate Administrator for the
    Northridge Fashion Center Mortgage Loan (see Exhibit 33.20)
    33.22 Wells Fargo Bank, National Association as Custodian
    33.23 Wells Fargo Bank, National Association as Primary Servicer for the Town Center at
    Cobb Mortgage Loan (see Exhibit 33.17)
    33.24 Wells Fargo Bank, National Association as Custodian for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 33.22)
    33.25 Wells Fargo Bank, National Association as Custodian for the Town Center at Cobb
    Mortgage Loan (see Exhibit 33.22)




   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.3)
    34.2 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    for the Town Center at Cobb Mortgage Loan (see Exhibit 34.3)
    34.3 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.4 Deutsche Bank Trust Company Americas, as Trustee
    34.5 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 34.4)
    34.6 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.4)
    34.7 National Tax Search, LLC as Servicing Function Participant for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 34.9)
    34.8 National Tax Search, LLC as Servicing Function Participant for the Town Center at
    Cobb Mortgage Loan (see Exhibit 34.9)
    34.9 National Tax Search, LLC as Servicing Function Participant
    34.10 Prudential Asset Resources, Inc. as Primary Servicer
    34.11 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion Center
    Mortgage Loan (see Exhibit 34.12)
    34.12 Torchlight Loan Services, LLC as Special Servicer
    34.13 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.12)
    34.14 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.15 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.14)
    34.16 TriMont Real Estate Advisors, Inc. as Trust Advisor for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 34.14)
    34.17 Wells Fargo Bank, National Association as Master Servicer
    34.18 Wells Fargo Bank, National Association as Primary Servicer for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 34.17)
    34.19 Wells Fargo Bank, National Association as Certificate Administrator for the Town
    Center at Cobb Mortgage Loan (see Exhibit 34.20)
    34.20 Wells Fargo Bank, National Association as Certificate Administrator
    34.21 Wells Fargo Bank, National Association as Certificate Administrator for the
    Northridge Fashion Center Mortgage Loan (see Exhibit 34.20)
    34.22 Wells Fargo Bank, National Association as Custodian
    34.23 Wells Fargo Bank, National Association as Primary Servicer for the Town Center at
    Cobb Mortgage Loan (see Exhibit 34.17)
    34.24 Wells Fargo Bank, National Association as Custodian for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 34.22)
    34.25 Wells Fargo Bank, National Association as Custodian for the Town Center at Cobb
    Mortgage Loan (see Exhibit 34.22)




   (35) Servicer compliance statements.



    35.1 Prudential Asset Resources, Inc. as Primary Servicer
    35.2 Torchlight Loan Services, LLC as Special Servicer for the Northridge Fashion
    Center Mortgage Loan (see Exhibit 35.3)
    35.3 Torchlight Loan Services, LLC as Special Servicer
    35.4 Torchlight Loan Services, LLC as Special Servicer for the Town Center at Cobb
    Mortgage Loan (see Exhibit 35.3)
    35.5 Wells Fargo Bank, National Association as Master Servicer
    35.6 Wells Fargo Bank, National Association as Primary Servicer for the Northridge
    Fashion Center Mortgage Loan (see Exhibit 35.5)
    35.7 Wells Fargo Bank, National Association as Certificate Administrator for the Town
    Center at Cobb Mortgage Loan (see Exhibit 35.8)
    35.8 Wells Fargo Bank, National Association as Certificate Administrator
    35.9 Wells Fargo Bank, National Association as Certificate Administrator for the
    Northridge Fashion Center Mortgage Loan (see Exhibit 35.8)
    35.10 Wells Fargo Bank, National Association as Primary Servicer for the Town Center at
    Cobb Mortgage Loan (see Exhibit 35.5)





   (99.1) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as
   Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.2) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.3) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as
   Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.4) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.5) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

   (99.6) Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as
   Exhibit 99.6 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)