Form 10-K
WFRBS Commercial Mortgage Trust 2012-C7
filed 2015-03-30
CIK 1550120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

Commission file number of the issuing entity: 333-177891-01

Central Index Key Number of the issuing entity:  0001550120

WFRBS Commercial Mortgage Trust 2012-C7

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor:  0001112998

RBS Commercial Funding Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor:  0000729153

The Royal Bank of Scotland plc

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0000740906
Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541615
RBS Financial Products Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001542105
Basis Real Estate Capital II, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001555501
Liberty Island Group I LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor:  0001541214
C-III Commercial Mortgage LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-3880053 38-3880054 38-3880055 38-7047663 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, MD
(Address of principal executive offices of the issuing entity)

21045
(Zip Code)

Registrant’s telephone number, including area code:
(203) 897-2700

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / /Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes  / /No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer         /X/  ( Do not check if a smaller reporting company)                           Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   / /Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10‑K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer (except with respect to those Mortgage Loans for which Prudential Asset Resources, Inc. is the primary servicer) to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1.   Business.

Omitted.

Item 1A.   Risk Factors.

Omitted.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Omitted.

Item 3.   Legal Proceedings.

Omitted.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.   Selected Financial Data.

Omitted.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 14.   Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Northridge Fashion Center Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $27,925,996.00 for the twelve month period ended December 31, 2014.

The Town Center at Cobb Mortgage Loan (Mortgage Loan Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $21,069,581.00 for the twelve month period ended December 31, 2014.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Deutsche Bank Trust Company Americas, as trustee and Wells Fargo Bank, N.A., as certificate administrator:

Deutsche Bank Trust Company Americas ("DBTCA") has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities ("RMBS") trusts.  On June 18, 2014, a group of investors ("Plaintiff Investors") filed a civil action against DBTCA and Deutsche Bank National Trust Company ("DBNTC") in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA's and DBNTC's alleged failure to perform their obligations as trustees for the trusts (the "NY Derivative Action").  An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action.  On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the "SDNY Action"), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action).  The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts.  DBTCA is vigorously defending the SDNY Action.  DBTCA has no pending legal proceedings (including, based on DBTCA's present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as Trustee on behalf of the Certificateholders.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts.  On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice.  That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs.  The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief.  Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5).

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

Part IV

Item 15. Exhibits, and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4          Pooling and Servicing Agreement, dated as of June 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Torchlight Loan Services, LLC, as Special Servicer
33.3 Deutsche Bank Trust Company Americas, as Trustee
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Prudential Asset Resources, Inc., as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.1)
33.11 Torchlight Loan Services, LLC, as Special Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.2)
33.12 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.3)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.5)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 33.1)
33.19 Torchlight Loan Services, LLC, as Special Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 33.2)
33.20 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb Mortgage Loan (see Exhibit 33.3)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator for the Town Center at Cobb Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian for the Town Center at Cobb Mortgage Loan (see Exhibit 33.5)
33.23 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Town Center at Cobb Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Torchlight Loan Services, LLC, as Special Servicer
34.3 Deutsche Bank Trust Company Americas, as Trustee
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Prudential Asset Resources, Inc., as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.1)
34.11 Torchlight Loan Services, LLC, as Special Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.2)
34.12 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.3)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.5)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 34.1)
34.19 Torchlight Loan Services, LLC, as Special Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 34.2)
34.20 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb Mortgage Loan (see Exhibit 34.3)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator for the Town Center at Cobb Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian for the Town Center at Cobb Mortgage Loan (see Exhibit 34.5)
34.23 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Town Center at Cobb Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 35.1)
35.6 Torchlight Loan Services, LLC, as Special Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Northridge Fashion Center Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 35.1)
35.9 Torchlight Loan Services, LLC, as Special Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Town Center at Cobb Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

(b)           The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)            Omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS Commercial Funding Inc.
(Depositor)

/s/ Jeffrey Orr

Jeffrey Orr, President

(senior officer in charge of securitization of the depositor)]

Date: March 30, 2015

Exhibit Index

Exhibit No.

4              Pooling and Servicing Agreement, dated as of June 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, TriMont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 Torchlight Loan Services, LLC, as Special Servicer
33.3 Deutsche Bank Trust Company Americas, as Trustee
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Prudential Asset Resources, Inc., as Primary Servicer
33.10 Wells Fargo Bank, National Association, as Primary Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.1)
33.11 Torchlight Loan Services, LLC, as Special Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.2)
33.12 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.3)
33.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.4)
33.14 Wells Fargo Bank, National Association, as Custodian for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.5)
33.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.6)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.7)
33.17 National Tax Search, LLC, as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 33.8)
33.18 Wells Fargo Bank, National Association, as Primary Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 33.1)
33.19 Torchlight Loan Services, LLC, as Special Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 33.2)
33.20 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb Mortgage Loan (see Exhibit 33.3)
33.21 Wells Fargo Bank, National Association, as Certificate Administrator for the Town Center at Cobb Mortgage Loan (see Exhibit 33.4)
33.22 Wells Fargo Bank, National Association, as Custodian for the Town Center at Cobb Mortgage Loan (see Exhibit 33.5)
33.23 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Town Center at Cobb Mortgage Loan (see Exhibit 33.6)
33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 33.7)
33.25 National Tax Search, LLC, as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 Torchlight Loan Services, LLC, as Special Servicer
34.3 Deutsche Bank Trust Company Americas, as Trustee
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, Inc., as Trust Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Prudential Asset Resources, Inc., as Primary Servicer
34.10 Wells Fargo Bank, National Association, as Primary Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.1)
34.11 Torchlight Loan Services, LLC, as Special Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.2)
34.12 Deutsche Bank Trust Company Americas, as Trustee for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.3)
34.13 Wells Fargo Bank, National Association, as Certificate Administrator for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.4)
34.14 Wells Fargo Bank, National Association, as Custodian for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.5)
34.15 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.6)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.7)
34.17 National Tax Search, LLC, as Servicing Function Participant for the Northridge Fashion Center Mortgage Loan (see Exhibit 34.8)
34.18 Wells Fargo Bank, National Association, as Primary Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 34.1)
34.19 Torchlight Loan Services, LLC, as Special Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 34.2)
34.20 Deutsche Bank Trust Company Americas, as Trustee for the Town Center at Cobb Mortgage Loan (see Exhibit 34.3)
34.21 Wells Fargo Bank, National Association, as Certificate Administrator for the Town Center at Cobb Mortgage Loan (see Exhibit 34.4)
34.22 Wells Fargo Bank, National Association, as Custodian for the Town Center at Cobb Mortgage Loan (see Exhibit 34.5)
34.23 TriMont Real Estate Advisors, Inc., as Trust Advisor for the Town Center at Cobb Mortgage Loan (see Exhibit 34.6)
34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 34.7)
34.25 National Tax Search, LLC, as Servicing Function Participant for the Town Center at Cobb Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 Torchlight Loan Services, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Prudential Asset Resources, Inc., as Primary Servicer
35.5 Wells Fargo Bank, National Association, as Primary Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 35.1)
35.6 Torchlight Loan Services, LLC, as Special Servicer for the Northridge Fashion Center Mortgage Loan (see Exhibit 35.2)
35.7 Wells Fargo Bank, National Association, as Certificate Administrator for the Northridge Fashion Center Mortgage Loan (see Exhibit 35.3)
35.8 Wells Fargo Bank, National Association, as Primary Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 35.1)
35.9 Torchlight Loan Services, LLC, as Special Servicer for the Town Center at Cobb Mortgage Loan (see Exhibit 35.2)
35.10 Wells Fargo Bank, National Association, as Certificate Administrator for the Town Center at Cobb Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and RBS Financial Products Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of June 7, 2012, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein)