Form 10-K
period 2018-12-31
WFRBS Commercial Mortgage Trust 2012-C7
filed 2019-03-22
CIK 1550120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

NatWest Markets Plc

(exact name of the sponsor as specified in its charter)

(formerly known as The Royal Bank of Scotland plc)

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Northridge Fashion Center Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $27,355,555 for the twelve- month period ended December 31, 2018.

The Town Center at Cobb Mortgage Loan (Mortgage Loan Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,951,892 for the twelve- month period ended December 31, 2018.

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts.  During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the “BlackRock SDNY Case”) and the other in the Superior Court of California, Orange County (the “BlackRock California Case”).  Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2019, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Torchlight Loan Services, LLC, as Special Servicer prior to September 21, 2018

33.3         KeyBank National Association, as Special Servicer on and after September 21, 2018

33.4         Deutsche Bank Trust Company Americas, as Trustee

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         TriMont Real Estate Advisors, Inc., as Trust Advisor

33.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9         National Tax Search, LLC, as Servicing Function Participant

33.10       Prudential Asset Resources, Inc., as Primary Servicer

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.1)

33.12       Torchlight Loan Services, LLC, as Special Servicer of the Northridge Fashion Center Mortgage Loan prior to September 21, 2018 (see Exhibit 33.2)

33.13       KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan on and after September 21, 2018 (see Exhibit 33.3)

33.14       Deutsche Bank Trust Company Americas, as Trustee of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.4)

33.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.5)

33.16       Wells Fargo Bank, National Association, as Custodian of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.6)

33.17       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.7)

33.18       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.8)

33.19       National Tax Search, LLC, as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.9)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 33.1)

33.21       Torchlight Loan Services, LLC, as Special Servicer of the Town Center at Cobb Mortgage Loan prior to September 21, 2018 (see Exhibit 33.2)

33.22       KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan on and after September 21, 2018 (see Exhibit 33.3)

33.23       Deutsche Bank Trust Company Americas, as Trustee of the Town Center at Cobb Mortgage Loan (see Exhibit 33.4)

33.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Town Center at Cobb Mortgage Loan (see Exhibit 33.5)

33.25       Wells Fargo Bank, National Association, as Custodian of the Town Center at Cobb Mortgage Loan (see Exhibit 33.6)

33.26       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Town Center at Cobb Mortgage Loan (see Exhibit 33.7)

33.27       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 33.8)

33.28       National Tax Search, LLC, as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 33.9)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Torchlight Loan Services, LLC, as Special Servicer prior to September 21, 2018

34.3         KeyBank National Association, as Special Servicer on and after September 21, 2018

34.4         Deutsche Bank Trust Company Americas, as Trustee

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         TriMont Real Estate Advisors, Inc., as Trust Advisor

34.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9         National Tax Search, LLC, as Servicing Function Participant

34.10       Prudential Asset Resources, Inc., as Primary Servicer

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.1)

34.12       Torchlight Loan Services, LLC, as Special Servicer of the Northridge Fashion Center Mortgage Loan prior to September 21, 2018 (see Exhibit 34.2)

34.13       KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan on and after September 21, 2018 (see Exhibit 34.3)

34.14       Deutsche Bank Trust Company Americas, as Trustee of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.4)

34.15       Wells Fargo Bank, National Association, as Certificate Administrator of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.5)

34.16       Wells Fargo Bank, National Association, as Custodian of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.6)

34.17       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.7)

34.18       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.8)

34.19       National Tax Search, LLC, as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.9)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 34.1)

34.21       Torchlight Loan Services, LLC, as Special Servicer of the Town Center at Cobb Mortgage Loan prior to September 21, 2018 (see Exhibit 34.2)

34.22       KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan on and after September 21, 2018 (see Exhibit 34.3)

34.23       Deutsche Bank Trust Company Americas, as Trustee of the Town Center at Cobb Mortgage Loan (see Exhibit 34.4)

34.24       Wells Fargo Bank, National Association, as Certificate Administrator of the Town Center at Cobb Mortgage Loan (see Exhibit 34.5)

34.25       Wells Fargo Bank, National Association, as Custodian of the Town Center at Cobb Mortgage Loan (see Exhibit 34.6)

34.26       TriMont Real Estate Advisors, Inc., as Trust Advisor of the Town Center at Cobb Mortgage Loan (see Exhibit 34.7)

34.27       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 34.8)

34.28       National Tax Search, LLC, as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 34.9)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Torchlight Loan Services, LLC, as Special Servicer prior to September 21, 2018

35.3         KeyBank National Association, as Special Servicer on and after September 21, 2018

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Prudential Asset Resources, Inc., as Primary Servicer

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 35.1)

35.7         Torchlight Loan Services, LLC, as Special Servicer of the Northridge Fashion Center Mortgage Loan prior to September 21, 2018 (see Exhibit 35.2)

35.8         KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan on and after September 21, 2018 (see Exhibit 35.3)

35.9         Wells Fargo Bank, National Association, as Certificate Administrator of the Northridge Fashion Center Mortgage Loan (see Exhibit 35.4)

35.10       Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 35.1)

35.11       Torchlight Loan Services, LLC, as Special Servicer of the Town Center at Cobb Mortgage Loan prior to September 21, 2018 (see Exhibit 35.2)

35.12       KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan on and after September 21, 2018 (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Town Center at Cobb Mortgage Loan (see Exhibit 35.4)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RBS Commercial Funding Inc.
(Depositor)

/s/ Brian Halligan

Brian Halligan, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2019