Form 10-K
period 2019-12-31
WFRBS Commercial Mortgage Trust 2012-C7
filed 2020-03-23
CIK 1550120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(203) 897-2700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Large accelerated filer       ☐                                                                                                  Accelerated filer                                   ☐

Non-accelerated filer         ⌧  (Do not check if a smaller reporting company)                          Smaller reporting company                           ☐

                                                                                                                                               Emerging growth company                           ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Deutsche Bank Trust Company Americas acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Northridge Fashion Center Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $25,992,055.00 for the twelve- month period ended December 31, 2019.

The Town Center at Cobb Mortgage Loan (Mortgage Loan Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $16,147,616.00 for the twelve- month period ended December 31, 2019.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties , and the following, with respect to Deutsche Bank Trust Company Americas, as trustee, and Wells Fargo Bank, National Association, as certificate administrator and as custodian.

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

On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court. On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2020, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

33.1        Wells Fargo Bank, National Association, as Master Servicer

33.2        KeyBank National Association, as Special Servicer

33.3        Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

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

33.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        Prudential Asset Resources, Inc., as Primary Servicer

33.10      Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.1)

33.11      KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.2)

33.12      Deutsche Bank Trust Company Americas, as Trustee of the Northridge Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.13      Wells Fargo Bank, National Association, as Custodian of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.5)

33.14      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.6)

33.15      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.7)

33.16      National Tax Search, LLC, as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.8)

33.17      Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 33.1)

33.18      KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 33.2)

33.19      Deutsche Bank Trust Company Americas, as Trustee of the Town Center at Cobb Mortgage Loan (Omitted. See Explanatory Notes.)

33.20      Wells Fargo Bank, National Association, as Custodian of the Town Center at Cobb Mortgage Loan (see Exhibit 33.5)

33.21      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Town Center at Cobb Mortgage Loan (see Exhibit 33.6)

33.22      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 33.7)

33.23      National Tax Search, LLC, as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 33.8)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1        Wells Fargo Bank, National Association, as Master Servicer

34.2        KeyBank National Association, as Special Servicer

34.3        Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

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

34.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        Prudential Asset Resources, Inc., as Primary Servicer

34.10      Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.1)

34.11      KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.2)

34.12      Deutsche Bank Trust Company Americas, as Trustee of the Northridge Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.13      Wells Fargo Bank, National Association, as Custodian of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.5)

34.14      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.6)

34.15      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.7)

34.16      National Tax Search, LLC, as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.8)

34.17      Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 34.1)

34.18      KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 34.2)

34.19      Deutsche Bank Trust Company Americas, as Trustee of the Town Center at Cobb Mortgage Loan (Omitted. See Explanatory Notes.)

34.20      Wells Fargo Bank, National Association, as Custodian of the Town Center at Cobb Mortgage Loan (see Exhibit 34.5)

34.21      TriMont Real Estate Advisors, Inc., as Trust Advisor of the Town Center at Cobb Mortgage Loan (see Exhibit 34.6)

34.22      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 34.7)

34.23      National Tax Search, LLC, as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 34.8)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        KeyBank National Association, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        Prudential Asset Resources, Inc., as Primary Servicer

35.5        Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 35.1)

35.6        KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 35.2)

35.7        Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 35.1)

35.8        KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 35.2)

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

/s/ Simcha Herzog

Simcha Herzog, President

(senior officer in charge of securitization of the depositor)

Date: March 23, 2020