Form 10-K
period 2020-12-31
WFRBS Commercial Mortgage Trust 2012-C7
filed 2021-03-25
CIK 1550120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Northridge Fashion Center Mortgage Loan and the Town Center at Cobb Mortgage Loan, which constituted approximately 14.3% and 11.8%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the Northridge Fashion Center Mortgage Loan or the Town Center at Cobb Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Northridge Fashion Center Mortgage Loan and the Town Center at Cobb Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.) is the primary servicer) and the primary servicer under the Pooling and Servicing Agreement (solely with respect to National Tax Search, LLC) to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. With respect to the reports provided as servicing function participant on behalf of Wells Fargo Bank, National Association, servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  With respect to the reports provided as servicing function participant on behalf of PGIM Real Estate Loan Services Inc. (formerly known as Prudential Asset Resources, Inc.), these servicing functions are included within the servicing criteria set forth in Items 1122(d)(2)(ii), 1122(d)(2)(vi), 1122(d)(4)(xi) and 1122(d)(4)(xii) or Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Northridge Fashion Center Mortgage Loan (Mortgage Loan Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $26,076,897.00 for the twelve-month period ended December 31, 2020.

The Town Center at Cobb Mortgage Loan (Mortgage Loan Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on June 26, 2012 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,416,971.95 for the twelve-month period ended December 31, 2020.

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

Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage-backed securities (“RMBS”) trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2021, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  On January 27, 2021, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss.  The court granted the motion to dismiss with respect to IKB’s claims for violations of the Streit Act, Regulation AB, and Section 9 of the Uniform Commercial Code, as well as certain aspects of IKB’s claims for breach of contract, breach of fiduciary duty, and violation of the TIA.  The court denied the remainder of the motion to dismiss.  IKB’s remaining claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of the TIA will proceed.

It is DBTCA’s belief that it has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties under the related servicing agreement for this transaction.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.2        KeyBank National Association, as Special Servicer

33.3        Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

33.4        Wells Fargo Bank, National Association, as Certificate Administrator

33.5        Wells Fargo Bank, National Association, as Custodian

33.6        Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

33.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8        National Tax Search, LLC, as Servicing Function Participant

33.9        PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

33.10      National Tax Search, LLC, as Servicing Function Participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.)

33.11      Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.1)

33.12      KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.2)

33.13      Deutsche Bank Trust Company Americas, as Trustee of the Northridge Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.14      Wells Fargo Bank, National Association, as Custodian of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.5)

33.15      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.6)

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

33.17      National Tax Search, LLC, as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 33.8)

33.18      Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 33.1)

33.19      KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 33.2)

33.20      Deutsche Bank Trust Company Americas, as Trustee of the Town Center at Cobb Mortgage Loan (Omitted. See Explanatory Notes.)

33.21      Wells Fargo Bank, National Association, as Custodian of the Town Center at Cobb Mortgage Loan (see Exhibit 33.5)

33.23      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Town Center at Cobb Mortgage Loan (see Exhibit 33.6)

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

34.2        KeyBank National Association, as Special Servicer

34.3        Deutsche Bank Trust Company Americas, as Trustee (Omitted. See Explanatory Notes.)

34.4        Wells Fargo Bank, National Association, as Certificate Administrator

34.5        Wells Fargo Bank, National Association, as Custodian

34.6        Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor

34.7        CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8        National Tax Search, LLC, as Servicing Function Participant

34.9        PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

34.10      National Tax Search, LLC, as Servicing Function Participant for PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.)

34.11      Wells Fargo Bank, National Association, as Primary Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.1)

34.12      KeyBank National Association, as Special Servicer of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.2)

34.13      Deutsche Bank Trust Company Americas, as Trustee of the Northridge Fashion Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.14      Wells Fargo Bank, National Association, as Custodian of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.5)

34.15      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.6)

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

34.17      National Tax Search, LLC, as Servicing Function Participant of the Northridge Fashion Center Mortgage Loan (see Exhibit 34.8)

34.18      Wells Fargo Bank, National Association, as Primary Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 34.1)

34.19      KeyBank National Association, as Special Servicer of the Town Center at Cobb Mortgage Loan (see Exhibit 34.2)

34.20      Deutsche Bank Trust Company Americas, as Trustee of the Town Center at Cobb Mortgage Loan (Omitted. See Explanatory Notes.)

34.21      Wells Fargo Bank, National Association, as Custodian of the Town Center at Cobb Mortgage Loan (see Exhibit 34.5)

34.22      Trimont Real Estate Advisors, LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Trust Advisor of the Town Center at Cobb Mortgage Loan (see Exhibit 34.6)

34.23      CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 34.7)

34.24      National Tax Search, LLC, as Servicing Function Participant of the Town Center at Cobb Mortgage Loan (see Exhibit 34.8)

35           Servicer compliance statements.

35.1        Wells Fargo Bank, National Association, as Master Servicer

35.2        KeyBank National Association, as Special Servicer

35.3        Wells Fargo Bank, National Association, as Certificate Administrator

35.4        PGIM Real Estate Loan Services, Inc. (formerly known as Prudential Asset Resources, Inc.), as Primary Servicer

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

Date: March 25, 2021